Form 10-Q
period 2026-06-30
AmperCap Acquisition Co
filed 2026-08-13
CIK 2101393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43322

AmperCap Acquisition Company

(Exact name of registrant as specified in its charter)

Cayman Islands	61-2317653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 East 49th Street, 18th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(917) 907-1171

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Right	APMCU	The Nasdaq Stock Market LLC

Ordinary Shares, par value $0.0001 per share	APMC	The Nasdaq Stock Market LLC

Rights, each Right entitling the holder to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination	APMCR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 13, 2026, there were 19,958,575 Ordinary Shares, par value $0.0001 per share of the registrant issued and outstanding.

AMPERCAP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 2, 2026, which we entered into with our Sponsor (as defined below);

●	“Amendment to Administrative Services Agreement” are to the Amendment to Administrative Services Agreement, dated July 31, 2026, which we entered into with our Sponsor;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated as of June 2, 2026, which we entered into with EBC (as defined below), as representative of the Underwriters (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Clear Street” are to Clear Street LLC, a co-managing Underwriter in the Initial Public Offering (as defined below);

●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering to March 4, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to AmperCap Acquisition Company, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“EBC” are to EarlyBirdCapital, Inc. the representative of the Underwriters;

●	“EBC Founder Shares” are to Ordinary Shares issued to EBC and/or its designees (for the avoidance of doubt, such Ordinary Shares will not be “Public Shares” (as defined below));

●	“EBC Private Shares” are to Ordinary Shares included in the Private Placement Units (as defined below) issued to EBC and and/or its designees, which shares are identical to the Public Shares, subject to certain exceptions;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering; for the avoidance of doubt, such Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 4, 2026;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, but excluding the holders of the EBC Founder Shares;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 19, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 17, 2026, as amended, and declared effective on June 2, 2026 (File No. 333-294363);

●	“Letter Agreement” are to the Letter Agreement, dated June 2, 2026, which we entered into with our Sponsor, directors and officers, and third-party investors;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,837,500 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to our ordinary shares, par value $0.0001 per share;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,875,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and EBC in the Private Placement;

●	“Private Placement Shares” are to the Ordinary Shares included within the Private Placement Units purchased by our Sponsor and EBC in the Private Placement;

●	“Private Placement Units” are to the units, each unit consisting of one Ordinary Share and one Right to receive one tenth (1/10) of an Ordinary Share upon the consummation of an initial Business Combination, at a price of $10.00 per unit, issued to our Sponsor, EBC and/or their designees in the Private Placement simultaneously with the closing of the IPO, as well as any units that may be issued upon conversion of the Working Capital Loans (as defined below), which are identical to the Public Units, subject to certain exceptions;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 2, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated June 2, 2026, which we entered into with EBC, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 2, 2026, which we entered into with the Sponsor, EBC, third-party investors, and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated June 2, 2026, which we entered into with Continental, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to AmperSPAC LLC, a Delaware limited liability company;

●	“third-party investors” means third-party entities (none of which are affiliated with any member of our Management, members of our Sponsor or any other investor), including Clear Street;

●	“Trust Account” are to the U.S.-based trust account in which an amount of approximately $144,808,750 from the proceeds of the sales of (i) the Public Units in the Initial Public Offering, (ii) simultaneously with the closing of the IPO, the Private Placement Units in the Private Placement, and (iii) the Option Units upon the partial exercise of the Over-Allotment Option by the Underwriters was placed following the closing of the Initial Public Offering and the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 2, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 2, 2026, which we entered into with EBC, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one Public Right; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMPERCAP ACQUISITION COMPANY

AMPERCAP ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$796,296	$-
Due from Sponsor	52,297	-
Prepaid insurance	67,962	-
Prepaid expenses	9,809	21,232
Total current assets	926,364	21,232
Marketable securities held in Trust Account	145,165,937	-
Prepaid insurance - noncurrent	56,604	-
Deferred offering costs	-	85,000
TOTAL ASSETS	146,148,905	106,232

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accrued expenses	27,833	-
Accounts payable	59,753	-
Due to Sponsor	-	60,947
Due to a related party	-	25,000
Accrued offering costs	110,000	35,000
Total Current Liabilities	197,586	120,947

Commitments and Contingencies (Note 7)
Ordinary Shares subject to possible redemption, 14,337,500 shares at redemption value of $10.12 per share as of June 30, 2026 and none outstanding as of December 31, 2025	145,165,937	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2026	-	-
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,621,075 issued and outstanding as of June 30, 2026, excluding 14,337,500 shares subject to possible redemption and 1 share issued and outstanding as of December 31, 2025	562	-
Additional paid-in capital	659,762	-
Retained earnings (Accumulated deficit)	125,058	(14,715)
Total Shareholders’ Equity (Deficit)	785,382	(14,715)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	146,148,905	106,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating costs	$148,627	$200,989
Loss from operations	(148,627)	(200,989)

Other income (loss):
Earnings on marketable securities held in Trust Account	357,187	357,187
Change in over-allotment liability	(16,474)	(16,474)
Interest income	49	49
Net income	$192,135	$139,773

Basic weighted average shares outstanding, Ordinary Shares subject to redemption	3,975,275	1,998,619
Basic net income per Ordinary Share subject to redemption	$0.02	$0.02

Basic weighted average shares outstanding, Ordinary Shares not subject to redemption	4,706,682	4,411,022
Basic net income per Ordinary Share not subject to redemption	$0.02	$0.02

Diluted weighted average shares outstanding Ordinary Shares subject to redemption	3,975,275	1,998,619
Diluted net income per Ordinary Share subject to redemption	$0.02	$0.02

Diluted weighted average shares outstanding Ordinary Shares not subject to redemption	5,211,994	4,965,642
Diluted net income per Ordinary Share not subject to redemption	$0.02	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at January 1, 2026	1	-	-	(14,715)	(14,715)
Issuance of Founder Shares	4,791,666	479	24,521	-	25,000
Issuance of EBC Founder Shares	275,000	28	1,407	-	1,435
Net loss	-	-	-	(52,362)	(52,362)
Balance at March 31, 2026	5,066,667	507	25,928	(67,077)	(40,642)
Allocated value of transaction costs to Ordinary Shares			(1,212,305)		(1,212,305)
Transfer of Founder Shares to Third-party investors			1,158,975		1,158,975
Proceeds from sale of Private Placement Units	567,625	57	5,676,193		5,676,250
Fair value of Public Rights at issuance			1,577,125		1,577,125
Partial exercise of Over-Allotment Option			113,974		113,974
Accretion of Ordinary Shares subject to redemption to redemption value	-	-	(6,680,130)		(6,680,130)
Forfeiture of Founder Shares	(13,217)	(2)	2	-	-
Net income	-	-	-	192,135	192,135
Balance at June 30, 2026	5,621,075	562	659,762	125,058	785,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

For the Six Months Ended June 30, 2026
Cash flows from operating activities:
Net Income	$139,773
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(357,187)
Change in over-allotment liability	16,474
Changes in operating assets and liabilities:
Due from Sponsor	(25,862)
Prepaid insurance	(67,962)
Accrued expenses	27,833
Prepaid expenses	11,423
Prepaid insurance - noncurrent	(56,604)
Accounts payable	59,753
Due to Sponsor	(60,947)
Due to a related party	(25,000)
Net cash used in operating activities	(338,306)

Cash flows from investing activities:
Cash deposited into Trust Account	(144,808,750)
Net cash used in investing activities	(144,808,750)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting fees and reimbursement paid	140,632,500
Proceeds from Private Placement Units	5,676,250
Payment of offering costs	(365,398)
Net cash provided by financing activities	145,943,352

Net increase in cash	796,296
Cash beginning of year	-
Cash end of year	$796,296

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Ordinary Shares subject to redemption to redemption value	$6,566,156
Allocation of proceeds to Public Rights	$1,577,125
Allocation of offering costs	$1,212,305
Allocation for the Transfer of Founder Shares to third-party investors	$1,158,975
Payment of Founder Shares included in Due from Sponsor	$26,435
Forfeiture of Founder Shares	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

AmperCap Acquisition Company (the “Company”) is a blank check company incorporated in the Cayman Islands on December 5, 2025. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from December 5, 2025 (inception) through June 30, 2026 related to the Company’s formation, the Company’s initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s post Initial Public Offering activities, including, among others, evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

The IPO Registration Statement (as defined below) was declared effective by the SEC on June 2, 2026. On June 4, 2026, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the ordinary shares (“Ordinary Shares”) included in the Units sold, the “Public Shares”), generating gross proceeds of $125,000,000 (see Note 3). Each Unit consists of one Public Share and one right (“Public Right”) to receive one tenth (1/10) of an Ordinary Share upon the consummation of an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 512,500 units (the “Private Placement Units”) to AmperSPAC LLC, the Company’s sponsor (the “Sponsor”), EarlyBirdCapital, Inc., the representative of the Company’s Underwriters (“EBC” or “Underwriter”) in the Initial Public Offering, and certain third-party investors at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $5,125,000.

On June 10, 2026, the Underwriters purchased an additional 1,837,500 units (the “Option Units”) pursuant to the partial exercise of the over-allotment option (“Over-Allotment Option”) by the Underwriters, generating gross proceeds of $18,375,000, and also waived their rights to the remainder of the Over-Allotment Option. In connection with the closing of the Over-Allotment Option, the Sponsor and EBC purchased an additional 55,125 Private Placement Units in the aggregate at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $551,250. On the same day, 12,500 Founder Shares (as defined below) held by our Sponsor were forfeited by our Sponsor and an aggregate of 717 EBC Founder Shares (as defined below) held by EBC and its designees were forfeited by EBC and such designees. As of the date of this Report, the Sponsor, EBC and its designees, and third-party investors held (i) 3,631,667 Founder Shares, 274,283 EBC Founder Shares and 1,147,500 EBC Founder Shares, respectively, and (ii) 282,412, 157,713 and 127,500 Private Placement Units, respectively.

Following the closing of the Initial Public Offering, the Private Placement and the Over-Allotment Option, a total of approximately $144,808,750 of the proceeds from the sale of the Units, the Private Placement Units, and the Option Units ($10.10 per Public Share in each case) was placed in a U.S.-based Trust Account (as defined below) maintained by Continental Stock Transfer & Trust Company (“Continental”) acting as trustee.

Transaction costs related to the issuances described above amounted to $4,426,873, consisting of $2,867,500 of cash underwriting fees, $1,158,975 for the value of the Founder Shares transferred to third-party investors and $525,398 of other offering costs, partially offset by the Underwriters’ reimbursement of $125,000. In addition, at June 30, 2026, $796,296 of cash was held by the Company outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units and Option Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, the Private Placement and the Over-Allotment Option, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units and Option units, must be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds (“Treasury Securities”) meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury Securities, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon completion of a Business Combination with respect to the Company’s share rights. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares held and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of a Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust Account in connection therewith.

The Company will have until March 4, 2028, 21 months from the closing of the Initial Public Offering, or such earlier liquidation date as may be approved by the Company’s Board of Directors, to complete a Business Combination (the “Combination Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 21 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Articles to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 21 months without a shareholder vote.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the Trust Account assets, in each case less taxes payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Going Concern Consideration

As of June 30, 2026, the Company had a working capital surplus of $728,778. Prior to the completion of its Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the unaudited condensed financial statement. Following the closing of the Initial Public Offering, the Private Placement and the Over-Allotment Option, the Company has capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses that will be available to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the unaudited condensed financial statements was issued and therefore substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements and the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2025, included in the Company’s final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on June 3, 2026 and June 18, 2026, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $796,296 as of June 30, 2026, and $0 as of December 31, 2025.

Marketable Securities in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $145,165,937 and $0, respectively, in marketable securities held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

The Company’s Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Articles would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.12 per share as of June 30, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital.

As of June 30, 2026, the Ordinary Shares reflected in the balance sheet were reconciled in the following table:

Gross proceeds	$143,375,000
Less:
Proceeds allocated to Public Share Rights	(1,577,125)
Proceeds allocated to Over-allotment liability	(97,500)
Issuance costs allocated to Ordinary Shares	(3,214,568)
Plus:
Accretion of carrying value to redemption value	6,680,130
Ordinary Shares subject to possible redemption	$145,165,937

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $4,426,873, consisting of $2,867,500 of cash underwriting fees, $1,158,975 for the value of the Founder Shares transferred to third-party investors and $525,398 of other offering costs, partially offset by the Underwriters’ reimbursement of $125,000. As such, the Company recorded $3,214,568 of offering costs as a reduction of temporary equity and $1,212,305 of offering costs as a reduction of permanent equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Underwriters’ Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability in accordance with ASC 815-40 if not fully exercised at the time of the Initial Public Offering. See Note 9.

Share Rights

The Company will account for the Public Rights and Private Placement Rights to be issued in connection with the closing of the Initial Public Offering, the Private Placement and the Over-Allotment Option in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and had classified the Rights under equity treatment at their assigned values. There were 14,337,500 Public Rights and 567,625 Private Placement Rights outstanding as of June 30, 2026.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the Initial Public Offering since the exercise of the rights are contingent upon the occurrence of future events. The Company has Ordinary Shares, which are referred to as redeemable Ordinary Shares and non-redeemable Ordinary Shares. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company included in redeemable Ordinary Shares. As a result, diluted income per Ordinary Shares is the same as basic income per Ordinary Shares for the periods presented.

The Ordinary Shares included 660,870 Founder Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 6). On June 10, 2026, the Underwriters partially exercised their Over-Allotment Option for an additional 1,837,500 Public Units and waived their rights to the remainder of the Over-Allotment Option. As a result, 647,653 Ordinary Shares were no longer subject to forfeiture and 13,217 shares were forfeited.

The following tables reflect the calculation of basic and diluted net income per share:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic net income per share:
Numerator:
Net income	$87,974	$104,161	$43,583	$96,190
Denominator:
Weighted Average Ordinary Shares	3,975,275	4,706,682	1,998,619	4,411,022
Basic net income per Ordinary Share	$0.02	$0.02	$0.02	$0.02

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Diluted net income per share:
Numerator:
Net income	$83,136	$108,999	$40,112	$99,661
Denominator:
Weighted Average Ordinary Shares	3,975,275	5,211,994	1,998,619	4,965,642
Diluted net income per Ordinary Share	$0.02	$0.02	$0.02	$0.02

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recently-Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on June 2, 2026 (the “IPO Registration Statement”). On June 4, 2026, the Company consummated the Initial Public Offering of 12,500,000 Units, generating gross proceeds of $125,000,000. Each Unit consists of one Ordinary Share and one Public Right to receive one tenth (1/10) of an Ordinary Share upon the consummation of an initial Business Combination. The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. On June 10, 2026, the Underwriters partially exercised their Over-Allotment Option to purchase an additional 1,837,500 Units at a price of $10.00 per Unit, generating additional gross proceeds of $18,375,000, and also waived their rights to the remainder of the Over-Allotment Option.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 512,500 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $5,125,000 as follows: (i) by and between the Company and the Sponsor to purchase an aggregate of 247,500 Private Placement Units for an aggregate purchase price of $2,475,000, (ii) by and between the Company and EBC and its designees to purchase an aggregate of 137,500 Private Placement Units for an aggregate purchase price of $1,375,000, and (iii) by and between the Company and the third-party investors to purchase an aggregate of 127,500 Private Placement Units for an aggregate purchase price of $1,275,000. Simultaneously with the June 10, 2026 closing of the Underwriters’ partial exercise of their Over-Allotment Option, the Company sold an additional 55,125 Private Placement Units to the Sponsor and EBC and its designees, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $551,250. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss, as reported in the statement of operations. The measure of segment assets is reported on the balance sheets as total assets, which were equal to $146,148,905 and $106,232 as of June 30, 2026 and December 31, 2025, respectively. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

	June 30, 2026	December 31, 2025
Cash	$796,296	$-
Due from Sponsor	52,297	-
Prepaid insurance	67,962	-
Prepaid expenses	9,809	21,232
Marketable securities held in Trust Account	145,165,937	-
Prepaid insurance - noncurrent	56,604	-
Deferred offering costs	-	85,000
Total assets	$146,148,905	$106,232

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating costs	$148,627	$200,989
Earnings on marketable securities held in Trust Account	357,187	357,187
Interest income	49	49
Net income	$192,135	$139,773

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure sufficient capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements and to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 6, 2026, the Sponsor was issued 4,791,667 Ordinary Shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 625,000 Ordinary Shares subject to forfeiture by the Sponsor to the extent that the Underwriters’ Over-Allotment Option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On the same day, EBC was issued 275,000 Ordinary Shares (“EBC Founder Shares”) for a total consideration of $1,435. Up to 35,870 of the Ordinary Shares were subject to forfeiture by EBC on a pro rata basis to the extent to which the Underwriters’ Over-Allotment Option was not exercised. On June 10, 2026, the Underwriters partially exercised their Over-Allotment Option for an additional 1,837,500 Units and waived their rights to the remainder of the Over-Allotment Option. As a result, 647,653 Founder Shares were no longer subject to forfeiture and 13,217 Ordinary Shares were forfeited.

Transfer of Founder Shares

At the closing of the Initial Public Offering, the Sponsor transferred an aggregate of 1,147,500 Founder Shares to third-party investors for an aggregate consideration of approximately $5,987, or approximately $0.005 per share. The Founder Shares were transferred in connection with the investors’ purchase of an aggregate of 127,500 Private Placement Units at a price of $10.00 per unit. Each investor received Founder Shares equal to nine times the number of Private Placement Units purchased.

The transfer of Founder Shares to the third-party investors is not in the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), as the transfers were made solely to incentivize the investors’ participation in the Private Placement (risk capital) and there was no indication of services provided in connection with the transfers. Management determined that the transfers represented an offering cost under SAB Topic 5.A, with a corresponding deemed capital contribution from the Sponsor under SAB Topic 5.T. The offering cost was measured and recognized at the dates of transfer on May 22, 2026 and May 27, 2026, respectively.

The fair value was derived from the Company’s publicly traded share price of $10.00, adjusted for (1) a discount for lack of marketability of 0.50%, (2) an estimated 12.00% probability of completing an initial Business Combination, and (3) a 15.00% discount for expected forfeiture of shares. The fair value measurement is classified as a Level 3 valuation and was performed as a one-time measurement upon the closing of the Initial Public Offering.

The offering cost is measured as the excess of the fair value of the Founder Shares transferred over the aggregate consideration received from the third-party investors. The offering cost of $1,158,975 was calculated as $1.01 per share for 1,147,500 shares and was charged against additional paid-in capital at the close of the Initial Public Offering, with a corresponding credit to additional paid-in capital reflecting the Sponsor’s deemed capital contribution.

Due from Sponsor

Due from Sponsor represents excess funds from the purchase of the Private Placement Units by the Sponsor that have not yet been deposited into the Company’s operating account and overpayment of the IPO Promissory Note (as defined below). These funds will be available to the Company for general working capital purposes. As of June 30, 2026, the Company’s due from Sponsor balance was $52,297. On August 11, 2026, $20,737 was paid by the Sponsor to the Company to reflect the payment of the Founder Shares (see Note 10).

IPO Promissory Note - Related Party

On December 19, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2026 or the date on which the Company consummates an initial public offering of its securities. On June 4, 2026, the Company paid the entire outstanding balance under the IPO Promissory Note, and as such, as of June 30, 2026, the Company had $0 outstanding under the IPO Promissory Note.

Administrative Services Agreement and Amendment to Administrative Services Agreement

Pursuant to the Administrative Services Agreement, the Company has agreed to reimburse the Sponsor up to $5,000 per month for certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company (the “Services Fee”), beginning on the Listing Date and continuing monthly thereafter until the Termination Date (each as defined in the Administrative Services Agreement). On July 31, 2026, the Company entered into an Amendment to Administrative Services Agreement with the Sponsor to provide for the payment of the Services Fee to be made on a quarterly basis. Effective July 1, 2026, such payments shall be made in advance on a quarterly basis in the first month of each calendar quarter; provided that any portion of the Services Fee that has been paid for a given month but has not accrued as of the Termination Date shall be refunded to the Company within five (5) business days of the Termination Date. As of June 30, 2026, the Company incurred $5,000 of fees related to such agreements.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. Such units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There were no such outstanding working capital loans as of June 30, 2026.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units, working capital units (if any) and the Company’s underlying securities are entitled to registration rights pursuant to a Registration Rights Agreement dated June 2, 2026, which was signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that they register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to their completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from June 2, 2026, they will not, without the prior written consent of the Underwriters, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or rights, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Units pursuant to the letter agreement described herein.

The Company granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting commissions. The Underwriters were entitled to an underwriting discount of $0.20 per Unit, or $2,500,000 in the aggregate (or $2,875,000 in the aggregate if the Underwriters’ Over-Allotment Option is exercised in full). On June 10, 2026, the Underwriters partially exercised the Over-Allotment Option for the purchase of an additional 1,837,500 Units at a price of $10.00 per Unit and waived their rights to the remainder of the Over-Allotment Option.  The Underwriters were entitled to a cash underwriting discount of 2% of the gross proceeds of the Units offered in the Initial Public Offering, which was $367,500. In conjunction with the Underwriters’ partial exercise of the Over-Allotment Option, the Sponsor purchased an additional 34,912 Private Placement Units for $349,120 and EBC purchased an additional 20,213 Private Placement Units for $202,130. As the Over-Allotment Option was only partially exercised, 13,217 Founder Shares were forfeited by the Sponsor and EBC for no consideration, effective June 10, 2026. On June 10, 2026, an amount of $18,558,750 from the partial exercise of the Over-Allotment Option and additional Private Placement Units was deposited into the Trust Account.

Business Combination Marketing Agreement

On June 2, 2026, the Company entered into a Business Combination Marketing Agreement with EBC, pursuant to which EBC agreed to serve as an advisor to the Company in connection with the Company’s Business Combination. The services to be provided by EBC will include assisting the Company in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination and holding meetings with shareholders to discuss the potential Business Combination and the target business’s attributes, introducing the Company to potential investors that may be interested in purchasing its securities, assisting the Company with relevant financial analysis, presentations, press releases and filings related to the Business Combination. The Company will pay EBC a cash fee for such services upon the closing of a successful Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. 1.0% out of the 3.5% of such fee will be payable pro-rata based on the amount remaining in the Trust Account following the Business Combination plus any capital raised through the closing of a successful Business Combination.

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Ordinary Shares are entitled to one vote for each share. As of June 30, 2026, there were 19,958,575 Ordinary Shares issued and outstanding, including 5,053,450 Founder Shares issued to the Sponsor and EBC, 567,625 Private Placement Units issued to the Sponsor, EBC and third-party investors, and 14,337,500 ordinary shares subject to possible redemption and classified as temporary equity.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s Amended and Restated Articles, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s issued and outstanding Ordinary Shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions, will require a special resolution under Cayman Islands law and pursuant to the Company’s Amended and Restated Articles, such actions include amending the Company’s Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the election of directors. The holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

The Founder Shares will automatically convert into Ordinary Shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the business combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the total number of Ordinary Shares outstanding after such conversion (not including the Ordinary Shares underlying the Private Placement Units), including the total number of Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Ordinary Shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of working capital units, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a Right will automatically receive one-tenth (1/10) of one Ordinary Shares upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

NOTE 9. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Over-Allotment Option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability. On June 4, 2026, the fair value of the Over-Allotment Option was $97,500, or $0.05 per Option Unit. Subsequently upon partial exercise of the Over-Allotment Option on June 10, 2026, the fair value of the Over-Allotment Option was $116,300 or $0.06 per share.

The Company used a Black-Scholes model to value the Over-Allotment Option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its Ordinary Shares based on historical volatility that matched the expected remaining life of the Over-Allotment Option. The risk-free interest rate was based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the Over-Allotment Option. The expected life of the Over-Allotment Option was assumed to be equivalent to their remaining contractual term.

	June 4, 2026	June 10, 2026
Underlying stock price	$9.97	$9.97
Exercise price	$10.00	$10.00
Volatility	3.20%	3.90%
Time to expiration (years)	0.12	0.12
Risk-free rate	3.71%	3.69%

The fair value of the Public Rights and Private Placement Rights was $1,638,000, or approximately $0.11 per Public Right and Private Placement Right. The fair value of the Public Rights and Private Placement Rights were determined using a Monte Carlo simulation model. The Public Rights and Private Placement Rights have been classified within shareholders’ equity and would not require remeasurement after issuance.

The following table presented the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights and Private Placement Rights:

	June 4, 2026	June 10, 2026
Implied Ordinary share price	$9.86	$9.88
Volatility	4.00%	4.00%
Expected term to de-SPAC (years)	1.75	1.75
Probability of de-SPAC and instrument-specific market adjustment	11.00%	11.00%
Risk-free rate	4.07%	4.07%

The following table presented information about the Company’s assets that were measured at fair value as of June 30, 2026 and December 31, 2025 and indicated the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$145,165,937	$—

Marketable securities held in the Trust Account were comprised of U.S. Treasury Securities maturing within three months. Cash equivalents held in the Company’s operating account were comprised of U.S. Treasury Securities maturing within 30 days.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements was issued. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 31, 2026, the Company entered into an Amendment to Administrative Services Agreement with the Sponsor to provide for the payment of the Services Fee to be made on a quarterly basis. Effective July 1, 2026, such payments shall be made in advance on a quarterly basis in the first month of each calendar quarter; provided that any portion of the Services Fee that has been paid for a given month but has not accrued as of the Termination Date shall be refunded to the Company.

On August 11, 2026, the Sponsor repaid a portion of the outstanding balance under Due from Sponsor of $20,737.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on December 5, 2025 for the purpose of effecting a Business Combination. Our Sponsor is AmperSPAC LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on middle-market companies operating in or with strategic ties to the United States and Mexico, with scalable business models, solid fundamentals, and clear opportunities to accelerate growth through strategic and financial support. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on June 2, 2026. On June 4, 2026, we consummated our Initial Public Offering of 12,500,000 Public Units. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $125,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 512,500 Private Placement Units to the Sponsor, EBC and certain third-party investors in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,125,000. Of those 512,500 Private Placement Units, the Sponsor purchased 247,500 Private Placement Units, EBC purchased 137,500 Private Placement Units and third-party investors purchased 127,500 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

On June 10, 2026, the Underwriters purchased an additional 1,837,500 Option Units pursuant to the partial exercise of the Over-Allotment Option by the Underwriters, generating gross proceeds of $18,375,000, and waived their rights to the remainder of the Over-Allotment Option. In connection with the closing of the Over-Allotment Option, our Sponsor and EBC purchased an additional 55,125 Private Placement Units in the aggregate at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $551,250. On the same day, 12,500 Founder Shares held by our Sponsor were forfeited by our Sponsor and an aggregate of 717 EBC Founder Shares held by EBC and its designees were forfeited by EBC and such designees. As of the date of this Report, our Sponsor, EBC and third-party investors held (i) 3,631,667 Founder Shares, 274,283 EBC Founder Shares and 1,147,500 EBC Founder Shares, respectively, and (ii) 282,412, 157,713 and 127,500 Private Placement Units, respectively.

Following the closing of the Initial Public Offering, Private Placement and the Over-Allotment Option, a total of approximately $144,808,750 of the proceeds from the sale of the Units, Private Placement Units and Option Units ($10.10 per Public Share in each case) was placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until March 4, 2028 (21 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On July 31, 2026, we and our Sponsor entered into an Amendment to Administrative Services Agreement to provide for the payment of the services fee to be made on a quarterly basis. Effective July 1, 2026, such payments shall be made in advance on a quarterly basis in the first month of each calendar quarter; provided that any portion of the Services Fee that has been paid for a given month but has not accrued as of the Termination Date shall be refunded to the Company within five (5) business days of the Termination Date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 5, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $192,135, which consisted of $357,187 in earnings on marketable securities, change in over-allotment liability of $(16,474) and $49 of interest income, partially offset by $148,627 in formation and operating costs.

For the six months ended June 30, 2026, we had a net income of $139,773, which consisted of $357,187 in earnings on marketable securities, change in over-allotment liability of $(16,474) and $49 of interest income, partially offset by $200,989 in formation and operating costs.

Liquidity and Capital Resources

Our liquidity needs through June 4, 2026 were satisfied through (i) a contribution of $26,435 from the Sponsor and EBC in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, the Private Placement and the Over-Allotment Option, and subsequent to the quarterly period covered by this Report, our liquidity needs through June 30, 2026 have been satisfied through the proceeds from the consummation of the Initial Public Offering, Private Placement and the Over-Allotment Option held outside of the Trust Account.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $144,808,750 was placed in the Trust Account. We incurred transaction costs related to the issuances described above amounted to $4,426,873, consisting of $2,867,500 of cash underwriting fees, $1,158,975 for the value of the Founder Shares transferred to third-party investors and $525,398 of other offering costs, partially offset by the Underwriters’ reimbursement of $125,000.

As of June 30, 2026, we had a working capital surplus of $728,778. As of June 30, 2026, $357,187 of the amount earned on funds held in the Trust Account was available to pay taxes.

For the six months ended June 30, 2026, net cash used in operating activities was $338,306. Net income of $139,773 was adjusted for interest earned on marketable securities of $357,187 and the change in over-allotment liability of $(16,474). Changes in operating assets and liabilities used $137,366, primarily due to the decrease in prepaid insurance of $67,962, prepaid insurance - noncurrent of $56,604, due to Sponsor of $60,947, due from Sponsor of $25,862, and due to related parties of $25,000, offset by the increases in accounts payable of $59,753, accrued expenses of $27,833, and prepaid expenses of $11,423.

For the six months ended June 30, 2026, cash used in investing activities was $144,808,750, which was primarily due to cash being deposited into the Trust Account of $144,808,750.

For the six months ended June 30, 2026, net cash provided by financing activities was $145,943,352, which was due to proceeds from the sale of the Units, partially offset by the payment of offering costs.

Transaction costs in connection with the Initial Public Offering amounted to $4,426,873, consisting of $2,867,500 of cash underwriting fees, $1,158,975 for the value of the Founder Shares transferred to third party investors and $525,398 of other offering costs, partially offset by the Underwriters’ reimbursement of $125,000. In addition, at June 30, 2026, $796,296 of cash was held by the Company outside of the Trust Account and is available for working capital purposes.

As of June 30, 2026, we had marketable securities held in the Trust Account of $145,165,937 (including approximately $357,187 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $796,296. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2026 or the completion of our Initial Public Offering. On June 4, 2026, we paid the entire outstanding balance under the IPO Promissory Note, and as such, as of June 30, 2026, we had $0 outstanding under the IPO Promissory Note. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 2, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $5,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement, as amended on July 31, 2026. Effective July 1, 2026, such payments are paid on a quarterly basis, as noted in the Amendment to Administrative Services Agreement dated July 31, 2026. For the three and six months ended June 30, 2026, we incurred $5,000 in fees for these services, which amount is included in accrued expenses in the unaudited condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements.”

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,875,000 Option Units to cover over-allotments, if any. On June 10, 2026, the Underwriters partially exercised their Over-Allotment Option and waived its right to the remainder of the Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $2,867,500 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering and partial exercise of the Underwriters’ Over-Allotment Option). On June 10, 2026, the Underwriters partially exercised their Over-Allotment Option purchasing an additional 1,837,500 Option Units and waived their rights to the remainder of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Option Unit, generating gross proceeds of $18,375,000.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with the Business Combination to assist us in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination, hold meetings to discuss the Business Combination and the target business’ attributes with our shareholders who request such meetings, attempt to introduce us to potential investors to purchase our securities in connection with the Business Combination and assist us with relevant financial analysis, presentations, press releases and filings related to the Business Combination. We will pay EBC for such services upon the consummation of the initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, provided that 1.0% out of the 3.5% of the cash fee shall be reduce pro rata based on the amount of funds remaining in the Trust Account following the Business Combination plus any capital raised through the closing of the Business Combination, as compared to the amount deposited into the Trust Account on the closing of the Initial Public Offering. Pursuant to the terms of the Business Combination Marketing Agreement, no fee will be due if we do not complete an initial Business Combination.

Registration Rights Agreement

The holders of (i) the Founder Shares and EBC Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, EBC may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers, and third-party investors have entered into the Letter Agreement with us, pursuant to which, they have agreed to (i) vote all Founder Shares and any Ordinary Shares owned by it, him or her in favor of the Business Combination, except that it, he or she shall not vote any Ordinary Shares that it, he or she purchased after the Issuer publicly announces its intention to engage in such proposed Business Combination for or against such proposed Business Combination and (ii) not redeem any Ordinary Shares owned by it, him or her in connection with such shareholder approval.

Our Sponsor, directors and officers, and third-party investors who is member of our Board and/or Management agree that, in the event that we fail to consummate a Business Combination by the date that is 21 months after the closing of the IPO, or such earlier liquidation date as our Board may approve, or such later date as our shareholders may approve, our Sponsor, directors and officers, and third-party investors who is member of our Board and/or Management shall take all reasonable steps to cause us to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Ordinary Shares sold as part of the Public Units in the IPO, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of Public Shares then in issue, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. Our Sponsor, directors and officers, and third-party investors agree to not propose any amendment to the Amended and Restated Articles, not for the purposes of approving, or in conjunction with the consummation of, a Business Combination (A) to modify the substance or timing of our obligation to allow redemption in connection with a Business Combination or to redeem one hundred per cent (100%) of the public shares if we have not consummated a Business Combination within the 21-month period or (B) with respect to any other material provisions relating to the rights of holders of Ordinary Shares or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon effectiveness of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the Trust Account and not previously released to us to pay our taxes, divided by the number of Public Shares then in issue, subject to applicable law.

Our Sponsor, directors and officers, and third-party investors acknowledge that it, he or she will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Units held by it, him or her if we fail to complete a Business Combination within the 21-month period; although it, he or she will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares it, he or she holds if we fail to complete a Business Combination within the prescribed time frame. Our Sponsor, directors and officers, and third-party investors who is member of our Board and/or Management and third-party investors introduced by our Sponsor hereby further acknowledge that it, he or she will not be entitled to (a) redemption rights with respect to any Founder Shares and Ordinary Shares held by it, him or her, in connection with the consummation of a Business Combination, or (b) redemption rights with respect to Founder Shares and Ordinary Shares held by it, him or her in connection with a shareholder vote to amend the Amended and Restated Articles in the manner described above.

During the period commencing on the effective date of the Underwriting Agreement and ending 180 days after such date, our Sponsor, directors and officers, and third-party investors shall not, without the prior written consent of the Underwriters, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations of the SEC promulgated thereunder, any Units, Ordinary Shares, Rights or any securities convertible into, or exercisable, or exchangeable for, Ordinary Shares owned by him, her or it; provided, however, that the foregoing shall not apply to transfers to the Sponsor by our directors and officers, and third-party investors, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Units, Ordinary Shares, Founder Shares, Rights or any securities convertible into, or exercisable, or exchangeable for, Ordinary Shares owned by him, her or it, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii); and provided further, that the foregoing shall not apply to any Units purchased or sold in the IPO by any of our directors and officers, and third-party investors who acts as an Underwriter in the IPO. Our officers and directors further agree that the forgoing restrictions shall be equally applicable to any issuer-directed units that such officers and directors may purchase in the IPO.

Subject to the exceptions set forth in the Letter Agreement, Sponsor, directors and officers, and third-party investors agree not to (a) transfer any Founder Shares or the Ordinary Shares issuable upon conversion of the Founder Shares held by it, him or her until the earlier of (i) six months after the completion of a Business Combination, and (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial Business Combination that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property; and (b) transfer any Private Placement Units (including the underlying Rights, Ordinary Shares and the Ordinary Shares issuable upon conversion of the Rights) held by it, he or she until the completion of a Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, Management had reviewed the Company’s accounting policies and determined that there were no critical accounting estimates as defined by the SEC.

Recent Accounting Standards

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Ordinary Shares Subject to Possible Redemption

Our Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our Amended and Restated Articles. In accordance with ASC 480, conditionally redeemable Ordinary Shares (including Ordinary Shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our Amended and Restated Articles provides that currently, we will only redeem our Public Shares. However, the threshold in our Amended and Restated Articles would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value ($10.12 per share as of June 30, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital.

Implications of being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Upon the closing of the Initial Public Offering and the Over-Allotment Option, and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 567,625 Private Placement Units to our Sponsor, EBC and third-party investors in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,676,250. Of those 567,625 Private Placement Units, our Sponsor purchased 282,412 Private Placement Units, EBC purchased 157,713 Private Placement Units and third-party investors purchased 127,500 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On June 4, 2026, we consummated our Initial Public Offering of 12,500,000 Public Units. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $125,000,000. EBC acted as lead book-running manager and Clear Street LLC acted as co-manager for our Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 512,500 Private Placement Units to the Sponsor, EBC and certain third-party investors in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,125,000. Of those 512,500 Private Placement Units, the Sponsor purchased 247,500 Private Placement Units, EBC purchased 137,500 Private Placement Units and third-party investors purchased 127,500 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

On June 10, 2026, the Underwriters purchased an additional 1,837,500 Option Units pursuant to the partial exercise of the Over-Allotment Option by the Underwriters, generating gross proceeds of $18,375,000, and waived their rights to the remainder of the Over-Allotment Option. In connection with the closing of the Over-Allotment Option, our Sponsor and EBC purchased an additional 55,125 Private Placement Units in the aggregate at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $551,250. On the same day, 12,500 Founder Shares held by our Sponsor were forfeited by our Sponsor and an aggregate of 717 EBC Founder Shares held by EBC and its designees were forfeited by EBC and such designees. As of the date of this Report, our Sponsor, EBC and third-party investors held (i) 3,631,667 Founder Shares, 274,283 EBC Founder Shares and 1,147,500 EBC Founder Shares, respectively, and (ii) 282,412, 157,713 and 127,500 Private Placement Units, respectively.

Following the closing of the Initial Public Offering, Private Placement and the Over-Allotment Option, a total of approximately $144,808,750 of the proceeds from the sale of the Units, Private Placement Units and Option Units ($10.10 per Public Share in each case) was placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account.

The remaining proceeds from the Initial Public Offering, Private Placement and the Over-Allotment Option are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering, Private Placement and the Over-Allotment Option as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 2, 2026, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated June 2, 2026, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Share Rights Agreement, dated June 2, 2026, by and between Company and Continental Stock Transfer & Trust Company, as share rights agent. (1)
10.1	Investment Management Trust Agreement, dated June 2, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated June 2, 2026, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated June 2, 2026, by and between the Company and the Sponsor. (1)
10.4	Private Placement Units Purchase Agreement, dated June 2, 2026, by and between the Company and EarlyBirdCapital, Inc. (1)
10.5	Letter Agreement, dated June 2, 2026, by and among the Company, its directors and officers and the Sponsor. (1)
10.6	Administrative Services Agreement, dated June 2, 2026, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (1)
10.8	Form of Risk Capital Subscription Agreement. (1)
10.9	Amendment to Administrative Services Agreement, dated July 31, 2026, by and between the Company and the Sponsor. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2026.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on August 5, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	AMPERCAP ACQUISITION COMPANY

	By:	/s/ Harish Dadoo Gonzalez
	Name:	Harish Dadoo Gonzalez
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: August 13, 2026	By:	/s/ Alberto Gutiérrez Pier
	Name:	Alberto Gutiérrez Pier
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)