Form 10-Q
period 2026-09-30
AmperCap Acquisition Co
filed 2026-11-13
CIK 2101393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 19,958,575 Ordinary Shares, par value $0.0001 per share of the registrant issued and outstanding.

AMPERCAP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 2, 2026, which we entered into with our Sponsor (as defined below);

●	“Amendment to Administrative Services Agreement” are to the Amendment to Administrative Services Agreement, dated July 31, 2026, which we entered into with our Sponsor;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated as of June 2, 2026, which we entered into with EBC (as defined below), as representative of the Underwriters (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Clear Street” are to Clear Street LLC, a co-managing Underwriter in the Initial Public Offering (as defined below);

●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering to March 4, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to AmperCap Acquisition Company, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“EBC” are to EarlyBirdCapital, Inc. the representative of the Underwriters;

●	“EBC Founder Shares” are to Ordinary Shares issued to EBC and/or its designees (for the avoidance of doubt, such Ordinary Shares will not be “Public Shares” (as defined below));

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering; for the avoidance of doubt, such Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 4, 2026;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, but excluding the holders of the EBC Founder Shares;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 19, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 17, 2026, as amended, and declared effective on June 2, 2026 (File No. 333-294363);

●	“Letter Agreement” are to the Letter Agreement, dated June 2, 2026, which we entered into with our Sponsor, directors and officers, and third-party investors;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,837,500 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to our ordinary shares, par value $0.0001 per share;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,875,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and EBC in the Private Placement;

●	“Private Placement Units” are to the units, each unit consisting of one Ordinary Share and one Right to receive one tenth (1/10) of an Ordinary Share upon the consummation of an initial Business Combination, at a price of $10.00 per unit, issued to our Sponsor, EBC and/or their designees in the Private Placement simultaneously with the closing of the IPO, as well as any units that may be issued upon conversion of the Working Capital Loans (as defined below), which are identical to the Public Units, subject to certain exceptions;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 2, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated June 2, 2026, which we entered into with EBC, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 2, 2026, which we entered into with the Sponsor, EBC, third-party investors, and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated June 2, 2026, which we entered into with Continental, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to AmperSPAC LLC, a Delaware limited liability company;

●	“third-party investors” means third-party entities (none of which are affiliated with any member of our Management, members of our Sponsor or any other investor), including Clear Street;

●	“Trust Account” are to the U.S.-based trust account in which an amount of approximately $144,808,750 from the proceeds of the sales of (i) the Public Units in the Initial Public Offering, (ii) simultaneously with the closing of the IPO, the Private Placement Units in the Private Placement, and (iii) the Option Units upon the partial exercise of the Over-Allotment Option by the Underwriters was placed following the closing of the Initial Public Offering and the Over-Allotment Option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 2, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 2, 2026, which we entered into with EBC, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one Public Right; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMPERCAP ACQUISITION COMPANY

AMPERCAP ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$660,719	$-
Due from Sponsor	31,560	-
Prepaid insurance	67,962	-
Prepaid expenses	30,360	21,232
Total current assets	790,601	21,232
Marketable securities held in Trust Account	146,491,575	-
Prepaid insurance - noncurrent	39,513	-
Deferred offering costs	-	85,000
TOTAL ASSETS	$147,321,689	$106,232

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accrued expenses	$9,756	$-
Accounts payable	116,912	-
Due to Sponsor	-	60,947
Due to a related party	-	25,000
Accrued offering costs	75,000	35,000
Total Current Liabilities	201,668	120,947

Commitments and Contingencies (Note 7)
Ordinary Shares subject to possible redemption, 14,337,500 shares at redemption value of $10.22 per share as of September 30, 2026 and none outstanding as of December 31, 2025	146,491,575	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2026	-	-
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,621,075 issued and outstanding as of September 30, 2026, excluding 14,337,500 shares subject to possible redemption and 1 share issued and outstanding as of December 31, 2025	562	-
Additional paid-in capital	-	-
Retained earnings (Accumulated deficit)	627,884	(14,715)
Total Shareholders’ Equity (Deficit)	628,446	(14,715)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$147,321,689	$106,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Formation and operating costs	$157,114	$358,103
Loss from operations	(157,114)	(358,103)

Other income (loss):
Earnings on marketable securities held in Trust Account	1,325,638	1,682,825
Change in over-allotment liability	-	(16,474)
Interest income	178	227
Net income	$1,168,702	$1,308,475

Basic weighted average shares outstanding, Ordinary Shares subject to redemption	14,337,500	6,156,777
Basic net income per Ordinary Share subject to redemption	$0.06	$0.12

Basic weighted average shares outstanding, Ordinary Shares not subject to redemption	5,621,075	4,818,806
Basic net income per Ordinary Share not subject to redemption	$0.06	$0.12

Diluted weighted average shares outstanding Ordinary Shares subject to redemption	14,337,500	6,156,777
Diluted net income per Ordinary Share subject to redemption	$0.06	$0.12

Diluted weighted average shares outstanding Ordinary Shares not subject to redemption	5,621,075	5,186,521
Diluted net income per Ordinary Share not subject to redemption	$0.06	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at January 1, 2026	1	$-	$-	$(14,715)	$(14,715)
Issuance of Founder Shares	4,791,666	479	24,521	-	25,000
Issuance of EBC Founder Shares	275,000	28	1,407	-	1,435
Net loss	-	-	-	(52,362)	(52,362)
Balance at March 31, 2026	5,066,667	507	25,928	(67,077)	(40,642)
Allocated value of transaction costs to Ordinary Shares			(1,212,305)		(1,212,305)
Transfer of Founder Shares to Third-party investors			1,158,975		1,158,975
Proceeds from sale of Private Placement Units	567,625	57	5,676,193		5,676,250
Fair value of Public Rights at issuance			1,577,125		1,577,125
Partial exercise of Over-Allotment Option			113,974		113,974
Accretion of Ordinary Shares subject to redemption to redemption value	-	-	(6,680,130)		(6,680,130)
Forfeiture of Founder Shares	(13,217)	(2)	2	-	-
Net income	-	-	-	192,135	192,135
Balance at June 30, 2026	5,621,075	562	659,762	125,058	785,382
Accretion of Ordinary Shares subject to redemption to redemption value	-	-	(659,762)	(665,876)	(1,325,638)
Net income	-	-	-	1,168,702	1,168,702
Balance at September 30, 2026	5,621,075	$562	$-	$627,884	$628,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

For the Nine Months Ended September 30, 2026
Cash flows from operating activities:
Net Income	$1,308,475
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(1,682,825)
Change in over-allotment liability	16,474
Changes in operating assets and liabilities:
Prepaid insurance	(67,962)
Accrued expenses	9,756
Prepaid expenses	(9,128)
Prepaid insurance - noncurrent	(39,513)
Accounts payable	116,912
Net cash used in operating activities	(347,811)

Cash flows from investing activities:
Cash deposited into Trust Account	(144,808,750)
Net cash used in investing activities	(144,808,750)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting fees and reimbursement paid	140,632,500
Proceeds from Private Placement Units	5,676,250
Due from Sponsor	(5,125)
Repayment of amounts due to Sponsor	(60,947)
Repayment of amounts due to a related party	(25,000)
Payment of offering costs	(400,398)
Net cash provided by financing activities	145,817,280

Net increase in cash	660,719
Cash beginning of year	-
Cash end of year	$660,719

Supplemental disclosure of non-cash investing and financing activities:

Accretion of Ordinary Shares subject to redemption to redemption value	$8,005,768
Allocation of proceeds to Public Rights	$1,577,125
Allocation of offering costs	$1,212,305
Allocation for the Transfer of Founder Shares to third-party investors	$1,158,975
Payment of Founder Shares included in Due from Sponsor	$26,435
Forfeiture of Founder Shares	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERCAP ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activities for the period from December 5, 2025 (inception) through September 30, 2026 related to the Company’s formation, the Company’s initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s post Initial Public Offering activities, including, among others, evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

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

On June 10, 2026, the Underwriters purchased an additional 1,837,500 units (the “Option Units”) pursuant to the partial exercise of the over-allotment option (“Over-Allotment Option”) by the Underwriters, generating gross proceeds of $18,375,000, and also waived their rights to the remainder of the Over-Allotment Option. In connection with the closing of the Over-Allotment Option, the Sponsor and EBC purchased an additional 55,125 Private Placement Units in the aggregate at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $551,250. On the same day, 12,500 Founder Shares (as defined below) held by our Sponsor were forfeited by our Sponsor and an aggregate of 717 EBC Founder Shares (as defined below) held by EBC and its designees were forfeited by EBC and such designees. As of the date of this Report, the Sponsor, EBC and its designees, and third-party investors held (i) 3,631,667 Founder Shares, 274,283 EBC Founder Shares and 1,147,500 Founder Shares to third-party investors, respectively, and (ii) 282,412, 157,713 and 127,500 Private Placement Units, respectively.

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

Transaction costs related to the issuances described above amounted to $4,426,873, consisting of $2,867,500 of cash underwriting fees, $1,158,975 for the value of the Founder Shares transferred to third-party investors and $525,398 of other offering costs, partially offset by the Underwriters’ reimbursement of $125,000. In addition, at September 30, 2026, $660,719 of cash was held by the Company outside of the Trust Account and is available for working capital purposes.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had a working capital surplus of $588,933. Following the closing of the Initial Public Offering, the Private Placement and the Over-Allotment Option, the Company has capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses that will be available to the Company for general working capital purposes.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Company’s Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, the Company did not have any borrowings under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Consolidated Financial Statements - Going Concern,” the Company’s management has evaluated the Company’s liquidity and financial condition and determined that the Company lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $660,719 as of September 30, 2026, and $0 as of December 31, 2025.

Marketable Securities in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $146,491,575 and $0, respectively, in marketable securities held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

The Company’s Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Articles. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Articles would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in retained earnings (accumulated deficit).

As of September 30, 2026, the redemption value of the Ordinary Shares reflected in the balance sheet were reconciled in the following table:

Gross proceeds	$143,375,000
Less:
Proceeds allocated to Public Share Rights	(1,577,125)
Proceeds allocated to Over-allotment liability	(97,500)
Issuance costs allocated to Ordinary Shares	(3,214,568)
Plus:
Accretion of carrying value to redemption value	6,680,130
Ordinary Shares subject to possible redemption as of June 30, 2026	145,165,937
Plus:
Accretion of Ordinary Shares subject to redemption to redemption value	1,325,638
Ordinary Shares subject to possible redemption as of September 30, 2026	$146,491,575

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

Share Rights

The Company accounts for the Public Rights and Private Placement Rights issued in connection with the closing of the Initial Public Offering, the Private Placement and the Over-Allotment Option in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. There were 14,337,500 Public Rights and 567,625 Private Placement Rights outstanding as of September 30, 2026.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The following tables reflect the calculation of basic and diluted net income per share:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Basic net income per share:
Numerator:
Net income	$839,552	$329,150	$733,992	$574,483
Denominator:
Weighted Average Ordinary Shares	14,337,500	5,621,075	6,156,777	4,818,806
Basic net income per Ordinary Share	$0.06	$0.06	$0.12	$0.12

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares	Redeemable Ordinary Shares	Non- redeemable Ordinary Shares
Diluted net income per share:
Numerator:
Net income	$839,552	$329,150	$710,198	$598,277
Denominator:
Weighted Average Ordinary Shares	14,337,500	5,621,075	6,156,777	5,186,521
Diluted net income per Ordinary Share	$0.06	$0.06	$0.12	$0.12

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

Recently Issued Accounting Standards

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss, as reported in the statement of operations. The measure of segment assets is reported on the balance sheets as total assets, which were equal to $147,321,689 and $106,232 as of September 30, 2026 and December 31, 2025, respectively. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

	September 30, 2026	December 31, 2025
Cash	$660,719	$-
Due from Sponsor	31,560	-
Prepaid insurance	67,962	-
Prepaid expenses	30,360	21,232
Marketable securities held in Trust Account	146,491,575	-
Prepaid insurance - noncurrent	39,513	-
Deferred offering costs	-	85,000
Total assets	$147,321,689	$106,232

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Formation and operating costs	$157,114	$358,103
Earnings on marketable securities held in Trust Account	1,325,638	1,682,825
Change in over-allotment liability	-	(16,474)
Interest income	178	227
Net income	$1,168,702	$1,308,475

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 6, 2026, the Sponsor was issued 4,791,667 Ordinary Shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 625,000 Ordinary Shares subject to forfeiture by the Sponsor to the extent that the Underwriters’ Over-Allotment Option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On the same day, EBC and its designees were issued 275,000 Ordinary Shares (“EBC Founder Shares”) for a total consideration of $1,435. Up to 35,870 of the Ordinary Shares were subject to forfeiture by EBC and its designees on a pro rata basis to the extent to which the Underwriters’ Over-Allotment Option was not exercised. On June 10, 2026, the Underwriters partially exercised their Over-Allotment Option for an additional 1,837,500 Units and waived their rights to the remainder of the Over-Allotment Option. As a result, 647,653 Founder Shares were no longer subject to forfeiture and 13,217 Ordinary Shares were forfeited.

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

Due from Sponsor

Due from Sponsor represents excess funds from the purchase of the Private Placement Units by the Sponsor that have not yet been deposited into the Company’s operating account and overpayment of the IPO Promissory Note (as defined below). These funds will be available to the Company for general working capital purposes. As of September 30, 2026, the Company’s due from Sponsor balance was $31,560. On August 11, 2026, $20,737 was repaid by the Sponsor.

IPO Promissory Note - Related Party

On December 19, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2026 or the date on which the Company consummates an initial public offering of its securities. On June 4, 2026, the Company paid the entire outstanding balance under the IPO Promissory Note, and as such, as of September 30, 2026, the Company had $0 outstanding under the IPO Promissory Note.

Administrative Services Agreement and Amendment to Administrative Services Agreement

Pursuant to the Administrative Services Agreement, the Company agreed to reimburse the Sponsor up to $5,000 per month for certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company (the “Services Fee”), beginning on the Listing Date and continuing monthly thereafter until the Termination Date (each as defined in the Administrative Services Agreement). On July 31, 2026, the Company entered into an Amendment to Administrative Services Agreement with the Sponsor to provide for the payment of the Services Fee to be made on a quarterly basis. Effective July 1, 2026, such payments shall be made in advance on a quarterly basis in the first month of each calendar quarter; provided that any portion of the Services Fee that has been paid for a given month but has not accrued as of the Termination Date shall be refunded to the Company within five (5) business days of the Termination Date. For the three and nine months ended September 30, 2026, the Company incurred $15,000 and $20,000, respectively, of fees related to such agreements.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. Such units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There were no such outstanding working capital loans as of September 30, 2026.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Ordinary Shares are entitled to one vote for each share. As of September 30, 2026, there were 19,958,575 Ordinary Shares issued and outstanding, including 5,053,450 Founder Shares issued to the Sponsor and EBC, 567,625 Private Placement Units issued to the Sponsor, EBC and third-party investors, and 14,337,500 ordinary shares subject to possible redemption and classified as temporary equity.

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

The following table presented information about the Company’s assets that were measured at fair value as of September 30, 2026 and December 31, 2025 and indicated the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$146,491,575	$—

Marketable securities held in the Trust Account were comprised of U.S. Treasury Securities maturing within three months. Cash equivalents held in the Company’s operating account were comprised of U.S. Treasury Securities maturing within 30 days.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On June 10, 2026, the Underwriters purchased an additional 1,837,500 Option Units pursuant to the partial exercise of the Over-Allotment Option by the Underwriters, generating gross proceeds of $18,375,000, and waived their rights to the remainder of the Over-Allotment Option. In connection with the closing of the Over-Allotment Option, our Sponsor and EBC purchased an additional 55,125 Private Placement Units in the aggregate at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $551,250. On the same day, 12,500 Founder Shares held by our Sponsor were forfeited by our Sponsor and an aggregate of 717 EBC Founder Shares held by EBC and its designees were forfeited by EBC and such designees. As of the date of this Report, our Sponsor, EBC and its designees, and third-party investors held (i) 3,631,667 Founder Shares, 274,283 EBC Founder Shares and 1,147,500 Founder Shares to third-party investors, respectively, and (ii) 282,412, 157,713 and 127,500 Private Placement Units, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since December 5, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,168,702, which consisted of $1,325,638 in earnings on marketable securities and $178 of interest income, partially offset by $157,114 in formation and operating costs.

For the nine months ended September 30, 2026, we had a net income of $1,308,475, which consisted of $1,682,825 in earnings on marketable securities and $227 of interest income, partially offset by $358,103 in formation and operating costs and $16,474 change in fair value of over-allotment liability.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through June 4, 2026 were satisfied through (i) a contribution of $26,435 from the Sponsor and EBC in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, the Private Placement and the Over-Allotment Option, and subsequent to the quarterly period covered by this Report, our liquidity needs through September 30, 2026 have been satisfied through the proceeds from the consummation of the Initial Public Offering, Private Placement and the Over-Allotment Option held outside of the Trust Account.

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

As of September 30, 2026, we had a working capital surplus of $588,933. As of September 30, 2026, $1,682,825 of the amount earned on funds held in the Trust Account was available to pay taxes.

For the nine months ended September 30, 2026, net cash used in operating activities was $347,811. Net income of $1,308,475 was adjusted for interest earned on marketable securities of $1,682,825 and the change in over-allotment liability of $16,474. Changes in operating assets and liabilities used $10,065, primarily due to the increases in prepaid insurance of $67,962, prepaid insurance - noncurrent of $39,513 and prepaid expenses of $9,128, partially offset by the increases in accounts payable of $116,912 and accrued expenses of $9,756.

For the nine months ended September 30, 2026, cash used in investing activities was $144,808,750, which was primarily due to cash being deposited into the Trust Account of $144,808,750.

For the nine months ended September 30, 2026, net cash provided by financing activities was $145,817,280, which was due to proceeds from the sale of the Units, net of underwriting fees and reimbursement paid, of $140,632,500 and proceeds from the sale of the Private Placement Units of $5,676,250, partially offset by the payment of offering costs of $400,398, due from sponsor of $5,125, due to sponsor of $60,947 and due to related parties of $25,000.

Transaction costs in connection with the Initial Public Offering amounted to $4,426,873, consisting of $2,867,500 of cash underwriting fees, $1,158,975 for the value of the Founder Shares transferred to third party investors and $525,398 of other offering costs, partially offset by the Underwriters’ reimbursement of $125,000. In addition, at September 30, 2026, $660,719 of cash was held by the Company outside of the Trust Account and is available for working capital purposes.

As of September 30, 2026, we had marketable securities held in the Trust Account of $146,491,575 (including approximately $1,682,825 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $660,719. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Consolidated Financial Statements - Going Concern,” our management has evaluated our liquidity and financial condition and determined that we lack the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the consolidated financial statements. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that our plans to complete the Business Combination will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2026 or the completion of our Initial Public Offering. On June 4, 2026, we paid the entire outstanding balance under the IPO Promissory Note, and as such, as of September 30, 2026, we had $0 outstanding under the IPO Promissory Note. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 2, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $5,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement, as amended on July 31, 2026. Effective July 1, 2026, such payments are paid on a quarterly basis, as noted in the Amendment to Administrative Services Agreement dated July 31, 2026. For the three and nine months ended September 30, 2026, we incurred $15,000 and $20,000, respectively, in fees for these services. As of September 30, 2026, no amounts related to these fees were included in accrued expenses.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, Management had reviewed the Company’s accounting policies and determined that there were no critical accounting estimates as defined by the SEC.

Recent Accounting Standards

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Ordinary Shares Subject to Possible Redemption

Our Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our Amended and Restated Articles. In accordance with ASC 480, conditionally redeemable Ordinary Shares (including Ordinary Shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our Amended and Restated Articles provides that currently, we will only redeem our Public Shares. However, the threshold in our Amended and Restated Articles would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value ($10.22 per share as of September 30, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital or, in the absence of additional paid-in capital, in retained earnings (accumulated deficit).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 13, 2026. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement and the exercise of the Over-Allotment Option as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	AMPERCAP ACQUISITION COMPANY

	By:	/s/ Harish Dadoo Gonzalez
	Name:	Harish Dadoo Gonzalez
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 13, 2026	By:	/s/ Alberto Gutiérrez Pier
	Name:	Alberto Gutiérrez Pier
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)